Form 10-K
period 2005-12-31
Chase Mortgage Finance Trust Series 2005-S1
filed 2006-03-27
CIK 1324874

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        -----------------------------------------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

                           or

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 333-110968-04
                 -----------------------------------------------

                       CHASE MORTGAGE FINANCE CORPORATION
       (Issuer in respect of Chase Mortgage Finance Trust, Series 2005-S1)
                              (the "Certificates")
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                      52-1495132
------------------------------------------    ----------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation)                                Identification No.

194 Wood Avenue South, Iselin, New Jersey     08830
------------------------------------------    ----------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act:   None.
Securities registered pursuant to Section 12(g) of the Act:   None.

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer
|X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      The registrant has not issued voting or non-voting common equity. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                                INTRODUCTORY NOTE

      This Annual Report on Form 10-K is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts, and, in particular, the letter dated May 24, 1988 issued by the Office of the Chief Counsel to Chemical Mortgage Securities, Inc. (currently known as Chase Funding, Inc.) an affiliate of the registrant (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

      Each Series (a "Series") of the Registrant's Multi-Class Mortgage Pass-Through Certificates (the "Certificates") represent beneficial ownership interests in a trust fund (for each Series a "Trust Fund") consisting, among other things, of a segregated pool of one- to four-family first-lien mortgage loans (the "Mortgage Loans").

                                     PART I

Item 1.         Business

          Not Applicable.

Item 1A.        Risk Factors

           Not Applicable.

Item 1B.        Unresolved Staff Comments

          None.

Item 2.         Properties

          Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 8 and Item 15 hereof.

Item 3.         Legal Proceedings

          The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, Wachovia, N.A. (the "Trustee") or JPMorgan Chase Bank, National Association (the "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee or the Servicer under the Pooling and Servicing Agreement among Chase Mortgage Finance Corporation, JPMorgan Chase Bank, National Association and Wachovia, N.A., dated as of April 1, 2005, for Multi-Class Mortgage Pass-Through Certificates, Series 2005-S1.

Item 4.         Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of Security Holders for any Series during the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

          (a)   (1)     To the knowledge of the registrant, there is no
                        established public market for the Certificates of any Series.

                (2) To the knowledge of the registrant, there are no reported high and low bid quotations for any of the Certificates.

          (b) The records of the registrant indicate that as of December 31, 2005, Series 2005-S1 had 61 holders of record.

Item 6.         Selected Financial Data

          Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not Applicable.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable.

Item 8.         Financial Statements and Supplementary Data

          In accordance with the Exemption Orders, the Annual Statement of Compliance and the Annual Independent Accountant's Reports for the Certificates for each Series are included herein as Exhibit 99.1 and Exhibit 99.2, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.        Controls and Procedures

          Not Applicable.

Item 9B.        Other Information

          None.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

          Not Applicable.

Item 11.        Executive Compensation

          Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The records of the Depository Trust Company ("DTC") indicate that as of December 31, 2005, there were the following holders of record with more than 5% of each class of Certificates:

Chase Mortgage Finance   Name & Address                                        Original Certificate    % of
Trust, Series 2005-S1    of Participant                                        Principal Balance       Class
--------------------------------------------------------------------------------------------------------------
Class IA1                00000954 Mellon Trust of New England, NA              $   10,000,000           83.33%
                         525 William Penn Place, Suite 3418
                         Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------------------------
                         00000652 UBSSEC/CMO                                   $    2,000,000           16.67%
                         299 Park Avenue
                         New York, NY 10171
--------------------------------------------------------------------------------------------------------------
Class IA2                00000187 J.P. Morgan Securities Inc. - Fixed Income   $       358,393         100.00%
                         34 Exchange Place, 4th Floor
                         Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------------------------
Class IA3                00000901 The Bank of New York                         $    25,524,300          96.19%
                         One Wall Street, 6th Floor
                         New York,  NY 10286
--------------------------------------------------------------------------------------------------------------
Class IA4                00000235 RBC DAIN                                     $      453,026           81.77%
                         510 Marquette Ave South
                         Minneapolis, MN 55402
--------------------------------------------------------------------------------------------------------------
                         00000221 UBS FINAN                                    $       75,000           13.54%
                         1200 Harbor Blvd
                         Weehawken, NJ 07086
--------------------------------------------------------------------------------------------------------------
Class IA5                00000901 The Bank of New York                         $   40,000,000           73.56%
                         One Wall Street, 6th Floor
                         New York,  NY 10286
--------------------------------------------------------------------------------------------------------------
                         00000161 MERRIL                                       $    8,000,000           14.71%
                         101 Hudson Street, 9th Floor
                         Jersey City, NJ 07302
--------------------------------------------------------------------------------------------------------------
                         00000908 Citibank, N.A.                               $    6,376,000           11.73%
                         3800 Citibank Center B3-15
                         Tampa, FL 33610
--------------------------------------------------------------------------------------------------------------
Class IA6                00000652 UBSSEC/CMO                                   $   20,000,000           51.28%
                         299 Park Avenue
                         New York, NY 10171
--------------------------------------------------------------------------------------------------------------
                         00000901 The Bank of New York                         $   19,000,000           48.72%
                         One Wall Street, 6th Floor
                         New York,  NY 10286
--------------------------------------------------------------------------------------------------------------
Class IA7                00000226 National Financial Services LLC              $    2,500,000           19.23%
                         200 LIBERTY STREET
                         NEW YORK CITY  NY 10281
--------------------------------------------------------------------------------------------------------------
                         00000141 FRST CLEAR                                   $    2,500,000           19.23%
                         10700 Wheat First Drive, WS 1195
                         Glen Allen, VA 23060
--------------------------------------------------------------------------------------------------------------
                         00000997 State Street Bank and Trust Company          $    2,500,000           19.23%
                         1776 Heritage Drive
                         North Quincy,  MA 02171
--------------------------------------------------------------------------------------------------------------
                         00000992 M&I Marshall & Isley Bank                    $    5,000,000           38.46%
                         ISSUER  SERVICES
                         C/O ADP PROXY SERVICES
                         51 MERCEDES WAY
                         EDGEWOOD  NY 11717
--------------------------------------------------------------------------------------------------------------
Class IA8                00000902 JPMorgan Chase Bank, National Association    $   21,925,000           78.51%
                         Proxy Services
                         14201 Dallas Parkway STE 121
                         Dallas, TX 75254
--------------------------------------------------------------------------------------------------------------
                         00000954 Mellon Trust of New England, NA              $    6,000,000           21.49%
                         525 William Penn Place, Suite 3418
                         Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------------------------
Class IA9                00000908 Citibank, N.A.                               $   70,000,000           85.56%
                         3800 Citibank Center B3-15
                         Tampa, FL 33610
--------------------------------------------------------------------------------------------------------------
                         00000740 LEGG MASON                                   $    6,322,270            7.73%
                         100 Light Street
                         PO Box 1476
                         Baltimore, MD 21202
--------------------------------------------------------------------------------------------------------------
                         00000235 RBC DAIN                                     $    4,127,000            5.04%
                         510 Marquette Ave South
                         Minneapolis, MN 55402
--------------------------------------------------------------------------------------------------------------
Class IA10               00000902 JPMorgan Chase Bank, National Association    $   75,000,000           74.98%
                         Proxy Services
                         14201 Dallas Parkway STE 121
                         Dallas, TX 75254
--------------------------------------------------------------------------------------------------------------
                         00000997 State Street Bank and Trust Company          $   25,027,330           25.02%
                         1776 Heritage Drive
                         North Quincy,  MA 02171
--------------------------------------------------------------------------------------------------------------
Class IA11               00000901 The Bank of New York                         $   13,552,600          100.00%
                         One Wall Street, 6th Floor
                         New York,  NY 10286
--------------------------------------------------------------------------------------------------------------
Class IA12               00000902 JPMorgan Chase Bank, National Association    $      204,783           50.59%
                         Proxy Services
                         14201 Dallas Parkway STE 121
                         Dallas, TX 75254
--------------------------------------------------------------------------------------------------------------
                         00000901 The Bank of New York                         $      200,000           49.41%
                         One Wall Street, 6th Floor
                         New York,  NY 10286
--------------------------------------------------------------------------------------------------------------
Class IA13               00002975 Bank One RET                                 $   25,031,038          100.00%
                         340 South Cleveland
                         Building 350
                         Columbus, OH 43240
--------------------------------------------------------------------------------------------------------------
Class IA14               00000901 The Bank of New York                         $     2,300,000          28.75%
                         One Wall Street, 6th Floor
                         New York,  NY 10286
--------------------------------------------------------------------------------------------------------------
                         00002254 FNB OMAHA                                    $     2,000,000          25.00%
                         1620 Dodge Street
                         Omaha, NE 68102
--------------------------------------------------------------------------------------------------------------
                         00002116 The Fifth Third Bank                         $    1,700,000           21.25%
                         38 Fountain Square Plaza
                         Mail Drop 1090F1
                         Cincinnati, OH 45263
--------------------------------------------------------------------------------------------------------------
                         00002163 Wachovia Bank N.A. - Phila. Main             $    1,500,000           18.75%
                         530 Walnut Street, 1st Floor
                         Philadelphia, PA 19101
--------------------------------------------------------------------------------------------------------------
Class IA15               00000954 Mellon Trust of New England, NA              $   23,365,000          100.00%
                         525 William Penn Place, Suite 3418
                         Pittsburgh, PA 15259
--------------------------------------------------------------------------------------------------------------
Class IA16               00000352 Bear Stearns Securities Corp.                $   20,000,000           44.44%
                         One Metrotech Center North, 4th Floor
                         Brooklyn, NY 11201-3862
--------------------------------------------------------------------------------------------------------------
                         00000443 PERSHING                                     $   20,000,000           44.44%
                         Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ 07399
--------------------------------------------------------------------------------------------------------------
                         00000636 LHMNGV/LBI                                   $    5,000,000           11.11%
                         70 Hudson Street
                         Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------------------------
Class IA17               00000158 ADP COSI                                     $       25,000          100.00%
                         26 Broadway, 12th Floor
                         New York, NY 10004
--------------------------------------------------------------------------------------------------------------
Class IA18               00000443 PERSHING                                     $    1,624,000          100.00%
                         Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ 07399
--------------------------------------------------------------------------------------------------------------
Class IIA1               00000908 Citibank, N.A.                               $  126,120,198           83.46%
                         3800 Citibank Center B3-15
                         Tampa, FL 33610
--------------------------------------------------------------------------------------------------------------
                         00000902 JPMorgan Chase Bank, National Associatio     $   25,000,000           16.54%
                         Proxy Services
                         14201 Dallas Parkway STE 121
                         Dallas, TX 75254
--------------------------------------------------------------------------------------------------------------
Class IIA2               00000901 The Bank of New York                         $   18,141,990          100.00%
                         One Wall Street, 6th Floor
                         New York,  NY 10286
--------------------------------------------------------------------------------------------------------------
Class IIA3               00000355 Credit Suisse First Boston                   $   18,141,990          100.00%
                         C/O ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY 11717
--------------------------------------------------------------------------------------------------------------
Class AP                 00000187 J.P. Morgan Securities Inc. - Fixed Income   $      896,316          100.00%
                         34 Exchange Place, 4th Floor
                         Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------------------------
Class M                  00000901 The Bank of New York                         $    5,000,000           50.49%
                         One Wall Street, 6th Floor
                         New York,  NY 10286
--------------------------------------------------------------------------------------------------------------
                         00002669 Northern Trust Company                       $    4,902,000           49.51%
                         801 S. Canal C-IN
                         Chicago, IL 60607
--------------------------------------------------------------------------------------------------------------
Class B1                 00000902 JPMorgan Chase Bank, National Association    $    2,701,000          100.00%
                         Proxy Services
                         14201 Dallas Parkway STE 121
                         Dallas, TX 75254
--------------------------------------------------------------------------------------------------------------
Class B2                 00000901 The Bank of New York                         $    1,800,000          100.00%
                         One Wall Street, 6th Floor
                         New York,  NY 10286
--------------------------------------------------------------------------------------------------------------
Class IAX                00000187 J.P. Morgan Securities Inc. - Fixed Income   $      753,581          100.00%
                         34 Exchange Place, 4th Floor
                         Jersey City,  NJ 07302
--------------------------------------------------------------------------------------------------------------

Item 13.        Certain Relationships and Related Transactions

          Not Applicable.

Item 14.        Principal Accounting Fees and Services

          Not Applicable.

                                     PART IV

Item 15.        Exhibits and Financial Statement Schedules

                (a) The following documents are filed as part of this Annual Report on Form 10-K.

                        (3)     Exhibit Number       Description
                                --------------       -----------
                                31.1                 Certification pursuant to
                                                     Section 302 of the
                                                     Sarbanes-Oxley Act of 2002.

                                99.1                 Report prepared by the
                                                     Servicer's certified
                                                     independent accountants
                                                     concerning the Servicer's
                                                     activities for the year-end
                                                     December 31, 2005.

                                 99.2                Servicer's Annual Statement
                                                     of Compliance.

                (b)     See item 15(a)(3) above.

                (c)     Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          CHASE MORTGAGE FINANCE CORPORATION,
          depositor

          By:  /s/ Jerome A. Cipponeri
          ---------------------------------
          Name:    Jerome A. Cipponeri
          Title:   President

Date:    March 27, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

                                Exhibit Number       Description
                                --------------       -----------
                                31.1                 Certification pursuant to
                                                     Section 302 of the
                                                     Sarbanes-Oxley Act of 2002.

                                99.1                 Report prepared by the
                                                     Servicer's certified
                                                     independent accountants
                                                     concerning the Servicer's
                                                     activities for the year-end
                                                     December 31, 2005.

                                99.2                 Servicer's Annual Statement
                                                     of Compliance.